Form 10KSB/A
period 1997-12-31
HARBOR TOWN HOLDING GROUP I INC
filed 1998-02-23
CIK 1050578

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                          Form 10-SB/A

          GENERAL FORM FOR REGISTRATION OF SECURITIES OF
                     SMALL BUSINESS ISSUERS

Under Section 12(b) or (g) of the Securities Exchange Act of 1934

                HARBOR TOWN HOLDING GROUP I, INC.
         (Name of Small Business Issuer in its charter)

Florida                                           65-0755340
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

324 Datura Street, Suite 303 West Palm Beach, Florida   33401
(Address of principal executive offices)(Zip Code)

Issuer's telephone number, (561)
659-1196


                         With Copy To:
                     David M. Bovi, Esquire
                 319 Clematis Street, Suite 804
                 West Palm Beach, Florida 33401
                       (561) 655-0665


Securities to be registered under Section 12(b) of the Act:

    Title of each class          Name of each exchange on which
    to be so registered          each class is to be registered



Securities to be registered under Section 12(g) of the Act:

                   Common Stock, No Par Value
                       (Title of class)


                       (Title of class)

          INFORMATION REQUIRED IN REGISTRATION STATEMENT

                             PART I


DESCRIPTION OF BUSINESS.

     Harbor Town Holding Group I, Inc. (the "Company"), was incorporated under the laws of the State of Florida on May 6, 1997 as a wholly owned subsidiary of Net Lnnx, Inc., a publicly traded Pennsylvania shell corporation traded on the over-the-counter trading market ("Net Lnnx"). Net Lnnx is a shell company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. The Company was originally created to act as the receiver of a certain Net Lnnx asset (the "Transferred Asset") which consisted of a $475,000 note receivable made to Net Lnnx. Net Lnnx was required to dispose of the Transferred Asset pursuant to the terms of a letter of intent entered into between Net Lnnx and another unrelated company in connection with an anticipated merger between Net Lnnx and such other unrelated company. The parties intended to consummate a reverse merger transaction between Net Lnnx and the unrelated company whereby Net Lnnx would issues shares of Net Lnnx stock to the shareholders of the unrelated company. Since Net Lnnx and the unrelated company could not determine and agree upon an actual value of the Transferred Asset due to its practically unsecured nature, and the unrelated company did not wish to purchase the Transferred Asset with the possibility of never collecting on it due to its practically unsecured nature, Net Lnnx transferred the Transferred Asset to the Company in exchange for 2,058,209 shares of the Company's common stock, no par value (the "Common Stock"). On May 21, 1997, Net Lnnx distributed all 2,058,209 shares of the Company which it owned to Net Lnnx shareholders as a stock dividend on a share for share basis intending to register the Common Stock pursuant to Form 10-SB promulgated under the Securities Exchange Act of 1934 ("the "Exchange Act") and to utilize the Company along with such Transferred Asset to enter into a certain fragmented industry and acquire local business entities in exchange for shares of the Company's Common Stock. This plan was subsequently aborted as a result of the following: (i) the aforementioned Net Lnnx reverse merger was called off; (ii) the Transferred Asset became the subject of litigation; and (iii) the Company determined it was not feasible to enter into that certain industry at that time. Further, the Company did not have sufficient funds to pursue the litigation in connection with the Transferred Asset; therefore, on June 6, 1997 the Company and Net Lnnx agreed to suspend the transfer of the Transferred Asset until such time that the litigation concerning the Transferred Asset terminated. Several months thereafter, the Company and its litigation counsel determined that the resolution of the litigation concerning the Transferred Asset would not occur in the foreseeable future; therefore, on November 6, 1997 the Company agreed to cancel the transfer of the Transferred Asset in exchange for substitute consideration for the shares of Common Stock it issued to Net Lnnx so that the Company could pursue other opportunities -- such as registering the Common Stock hereunder to create a reporting "shell" company. On November 6, 1997 the Company and Net Lnnx canceled the instrument which transferred the Transferred Asset and the Company and Net Lnnx agreed that in exchange for Net Lnnx canceling a promissory note dated June 2, 1997 made by the Company to Net Lnnx in the amount of $12,600, such release from liability

                           Page -2-
would constitute substitute consideration for the 2,058,209 shares the Company previously issued to Net Lnnx. Presently, the Company is a "shell" company with a shareholder base of approximately 2,000 shareholders and 20,000,000 shares of Common Stock outstanding, all of which are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").
See "Description of Securities." Presently, the Company does not engage in any substantive commercial business or other business operations.

     After the Company aborted its original purposes, the Company decided to create a corporate vehicle to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to employ the Company's shareholder base to obtain the perceived advantages of being a publicly held reporting corporation. On November 6, 1997, the Company issued 17,631,250 shares of Common Stock to Wheeler Group II, Inc., a Florida corporation ("Wheeler"), and 300,000 shares to David M. Bovi, president and controlling shareholder of Wheeler in exchange for (i) $6,000 cash; and (ii) Wheeler purchasing $25,000 in pre-paid legal services on behalf of the Company to effectuate the legal aspects of this registration statement on Form 10-SB on a voluntary basis. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." This transaction resulted in a change in the voting control of the Company whereby Wheeler could completely control the Company's board of directors. See "Directors, Executive Officers, Promoters and Control Persons." The Company's management effectuated the above transaction between the Company and Wheeler because in management's opinion, a shell company voluntarily reporting to the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is significantly more valuable than a shell company which does not engage in such reporting.

     The Company has approximately 2,000 shareholders of record and 20,000,000 shares of Common Stock outstanding. See "Description of Securities." Presently, all the Company's outstanding securities, which includes all shares of its Common Stock, are restricted pursuant to Rule 144 of the Securities Act. So long as all of the conditions of Rule 144 are met, on May 6, 1998, 2,058,209 shares of Common Stock will be eligible for sale under Rule 144, as currently in effect. See "Description of Securities." Upon the effectiveness of this registration statement, the Company intends to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of management, could
provide a profit to the Company and its shareholders.   The Company's efforts
in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, the Company reserves the right to acquire a Target Business located primarily elsewhere. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of its limited resources the Company will, in all likelihood, have the ability to effect only a single Business Combination. The Company may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. Presently, the Company has no plan, proposal, agreement,

                          Page -3-
understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. Present management of the Company may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. The discussion of the proposed business under this caption and throughout this registration statement is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

"SHELL" CORPORATION

Background.

     Since the Company conducts virtually no business operations, other than its efforts to effectuate a Business Combination, the Company can be characterized as a "shell" corporation. The Company is dependent upon its officers and directors and their efforts to effectuate a Business Combination. Accordingly, the Company's shareholders will not have an opportunity to evaluate the specific merits or risks of any one or more Business Combinations and will have no control over the decision making relating to such. In the event the Company loses the services of any of these officers or directors, the Company could be adversely affected.

    Due to the limited capital available to the Company, consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings.

     The Company cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming. Additionally, no assurance can be made that the Company will be able to effectuate a Business Combination on terms favorable to the Company. The Company might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the Target Business is not identified at this time. If this occurs, the Company and its shareholders might not realize any type of profit.

Unspecified Industry and Target Business.

     The Company will seek to acquire a Target Business without limiting itself to a particular industry. Most likely, the Target Business will be primarily located in the United States, although the Company reserves the right to acquire a Target Business primarily located outside the United States. In seeking a Target Business, the Company will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: health care and health

                          Page -4-
products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) is engaged in wholesale or retail distribution. To date, the Company has not selected any particular industry or any Target Business in which to concentrate its Business Combination efforts. Accordingly, there is presently no current basis for the Company to evaluate the possible merits or risks of the Target Business or the particular industry in which the Company may ultimately operate. Any Target Business that is selected will be required to have audited financial statements or be audited in connection with the transaction. To the extent the Company effects a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects a Business Combination with a Target Business in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that the Company will properly ascertain or assess all significant risk factors.

Probable Lack of Business Diversification.

     As a result of the limited resources of the Company, the Company, in all likelihood, will have the ability to effect only a single Business Combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company's probable lack of diversification could subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which the Company may operate subsequent to consummation of a Business Combination. The prospects for the Company's success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of management assistance to the Target Business by the Company, there can be no assurance that the Target Business will prove to be commercially viable.

Limited Ability to Evaluate Target Business' Management.

    While the Company's ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. It is unlikely that any of the Company's key personnel will remain associated in any operational capacity with the Company following a Business


                          Page -5-

Combination. Moreover, there can be no assurances that such personnel will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although the Company intends to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that the Company's assessment of such management will prove to be correct, especially in light of the limited experience of current key personnel of the Company in evaluating businesses. Accordingly, the Company will be dependant, in some significant respects, on the ability of the management of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. The Company may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that the Company will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

Opportunity for Shareholder Evaluation or Approval of Business Combinations.

     The non-affiliate shareholders of the Company will, in all likelihood, neither receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to the Company in connection with selecting a potential Business Combination until after the Company has entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, non-affiliate shareholders of the Company will be almost entirely dependent on the judgment of management in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to the Company's Common Stock) to shareholders disapproving the proposed Business Combination.

Selection of a Target Business and Structuring of a Business Combination.

     The Company's management anticipates that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of the Company's search for the acquisition of a Target Business requires maximum flexibility inasmuch as the Company will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among the Company's acquisitions may not permit the Company to offset potential losses from one venture against profits from another. Management of the Company will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a prospective Target Business, management will consider, among other factors, the following factors which are not listed in any particular order:

                          Page -6-

     -  financial condition and results of operation of the Target
        Business;

     - growth potential and projected financial performance of the Target Business and the industry in which it operates;

     - experience and skill of management and availability of additional personnel of the Target Business;

     -  capital requirements of the Target Business;

     - the availability of a transaction exemption from registration pursuant to the Securities Act for the Business Combination;

     -  the location of the Target Business;

     -  competitive position of the Target Business;

     - stage of development of the product, process or service of the Target Business;

     - degree of current or potential market acceptance of the product, process or service of the Target Business;

     - possible proprietary features and possible other protection of the product, process or service of the Target Business;

     - regulatory environment of the industry in which the Target Business operates;

     -  costs associated with effecting the Business Combination; and

     - equity interest in and possible management participation in the Target Business.

     The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management of the Company in connection with effecting a Business Combination consistent with the Company's business objective. In connection with its evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to the Company.


                          Page -7-

     The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's management intends to devote only a small portion of their time, approximately 10%, to the affairs of the Company and, accordingly, consummation of a Business Combination may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, each officer and director of the Company will devote such time as they deem reasonably necessary, up to 100%, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target Business or is engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event the Company depletes its present cash reserves, the Company might be forced to cease operations and a Business Combination might not occur.

     The Company anticipates that it will locate and make contact with business prospects primarily through the reputation and efforts of its management, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as management deems appropriate. The Company's management has a network of contacts in the States of Florida and Pennsylvania, and will most likely concentrate its search efforts for a Target Business in those areas. Management does not intend to actively solicit or contact prospective Targets directly. Rather, management believes that prospective Target Business will be referred to the Company through management's network of contacts. The officers and directors of the Company intend to telephonically contact approximately 20 previous non-affiliate business contacts each, which management considers to have the potential to refer Prospective Target Businesses to the Company. Further, the officers and directors of the Company's primary businesses include business and management consulting, investment banking, and a securities law practice. See "Directors, Executive Officers, Promoters and Control Persons". As a result of the field of their primary present occupations and reputations therein, management believes that the Company will be made aware of numerous unsolicited potential Target Businesses, since, this already occurs on an almost daily or weekly basis. Existing and potential clientele of the officers and directors of the Company may be considered potential Target Businesses. The Company also expects that many prospective Target Businesses will be brought to its attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. The Company has neither the present intention, nor does the present potential exist for the Company, to consummate a Business Combination with a Target Business in which the Company's management, promoters, or their affiliates or associates directly or indirectly have a


                               Page -8-
pecuniary interest, although no existing corporate policies of the Company would prevent this from occurring. The Company will not advertise or promote itself in any financial or trade publications, or any other type of written publications or other type of media, to seek potential business acquisitions. While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. Any finder's fee paid in connection with a Business Combination will be in the form of up to 150,000 shares of Common Stock of the Company, which will be payable upon the closing date of the Business Combination. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Target Business.

     As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

     Although the Company has no commitments as of the date of this registration statement to issue any shares of Common Stock or options or warrants, other than as described in this registration statement, the Company will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of the Company's stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in control of the Company is likely to occur which will likely affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Any such change in control may also result in the resignation or removal of the Company's present officers and directors. If there is a change in management, no assurance can be given as to the experience or qualification of such persons, either in the operation of the Company's activities or in the operation of the
business, assets or property being acquired.   Management considers it likely
that in order to consummate a Business Combination, a change in control will occur; therefore, management anticipates offering a controlling interest in the Company to a Target Business in order to effectuate a Business Combination.


                          Page -9-

     The officers and directors of the Company may, and intend to, actively negotiate for or otherwise consent to the disposition of any portion of their or their affiliate's Common Stock as a condition to or in connection with a Business Combination. Therefore, it is likely that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management or affiliates of management. In the event this occurs, the Company's directors intend to approve of the Business combination pursuant to Section. 607.0902(2)(d)7 of the Florida Business Corporation Act which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section. 607.0902 of the Florida Business Corporation Act. Thus, it is likely that no other shareholder of the Company will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that such selling officers, directors or affiliates will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to such management or affiliate's stock purchase. See "Description of Business -Shell Corporation - Conflicts of Interest".

      There are currently no limitations relating to the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a Business Combination or otherwise finance the operations of the Target Business. However, the Company's limited resources and lack of operating history could make it difficult for the Company to borrow additional funds from other sources. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on the Company's financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

     If securities of the Company are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. The Company intends to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that the Company will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in the Company's Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the


                          Page -10-
price of the Company's Common Stock in any market which may develop in the Company's Common Stock. Further, such issuance of additional securities of the Company would result in a decrease in the percentage ownership of the Company's present shareholders.

     Due to the Company's small size and limited amount of capital, considerable business constraints could be imposed on the Company with respect to its ability to raise additional capital if and when needed. Until such time as any enterprise, product or service which the Company acquires generates revenues sufficient to cover operating costs, it is conceivable that the Company could find itself in a situation where it needs additional funds in order to continue its operations. This need could arise at a time when the Company is unable to borrow funds and when market acceptance for the sale of additional shares of the Company's Common Stock does not exist.

Conflicts of Interest.

     None of the Company's officers and directors are required to commit their full time to the affairs of the Company and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities. The officers and directors of the Company may engage in other business activities similar and dissimilar to those engaged in by the Company. To the extent that such persons engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to the Company. Presently, Mr. Hayes is the chairman of the board, president and a director of Net Lnnx, a publicly traded "shell corporation" and is the director and president of two privately held "shell corporations". Mr. Colucci is also executive vice president and a director of Net Lnnx. Mr. Bovi is the President of David M. Bovi, P.A., a private practice securities law firm. Certain activities which may be performed by such individuals in connection with their other business affiliations may be deemed competitive with the business of the Company. See "Directors, Executive Officers, Promoters and Control Persons". Also, certain officers and directors of the Company may in the future become affiliated with additional other entities, including registered "blank check" companies, which may engage in business activities similar to those intended to be conducted by the Company. Such potential conflicts of interest include, among other things, time, effort and corporate opportunity involved in their participation in other business transactions.
As no policy has been established for the resolution of such a conflict, the Company could be adversely affected should such officers or directors choose to place their other business interests before those of the Company. No assurance can be given that such potential conflicts of interest will not cause the Company to lose potential opportunities.

     In the course of their other business activities, including private investment activities, the Company's officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to the Company as well as the other entities with which they are affiliated. Such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of corporations are required to present certain business opportunities to such corporations. Accordingly, as a result of


                          Page -11-
multiple business affiliations, the Company's officers and directors may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, the Company shall not consider Business Combinations with entities owned or controlled by officers, directors, greater than 10% shareholders of the Company or any person who directly or indirectly controls, is controlled by or is under common control with the Company. The Company may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company.

     The officers and directors of the Company may, and intend to, actively negotiate for or otherwise consent to the disposition of any portion of their or their affiliate's Common Stock as a condition to or in connection with a Business Combination. Therefore, it is likely that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management or affiliates of management. In the event this occurs, the Company's directors intend to approve of the Business combination pursuant to Section. 607.0902(2)(d)7 of the Florida Business Corporation Act which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section. 607.0902 of the Florida Business Corporation Act. Thus, it is likely that no other shareholder of the Company will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that such selling officers, directors or affiliates will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to such management or affiliate's stock purchase. See "Description of Business -Shell Corporation - Conflicts of Interest".

Penny Stock Regulations - Restrictions on Marketability.

     The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company's securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers sell the Company's securities and also may affect the ability of shareholders of the Company to sell their shares of in the secondary market.


                          Page -12-

COMPETITION

    The Company expects to encounter intense competition from other entities having a business objective similar to that of the Company. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than the Company and there can be no assurances that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation could compel the Company to select certain less attractive Business Combination prospects. There can be no assurances that such prospects will permit the Company to meet its stated business objective. Management believes, however, that the Company's status as a reporting public entity could give the Company a competitive advantage over privately held entities having a similar business objective to that of the Company in acquiring a Target Business with significant growth potential on favorable terms.

UNCERTAINTY OF COMPETITIVE ENVIRONMENT OF TARGET BUSINESS

     In the event that the Company succeeds in effecting a Business Combination, the Company will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurances that, subsequent to a Business Combination, the Company will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

FEDERAL SECURITIES LAWS COMPLIANCE

     Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, the Company will only be able to effect a Business Combination with a prospective Target Business that has available audited financial statements or has financial statements which can be audited. See "Description of Securities--Securities Exchange Act of 1934."

FACILITIES

     The executive and business office of the Company consist of office space located at 324 Datura Street, Suite 303, West Palm Beach, FL 33401. Pursuant to an oral agreement, until the effectuation of a Business Combination, the Company utilizes free of charge the offices of Harbor Town Management Group, Inc., a


                          Page -13-
corporation controlled by Ronald W. Hayes, Jr., a stockholder of the Company and the Company's Chief Executive Officer and Director. The Company believes this office space is adequate to serve its needs until such time as a Business Combination occurs. The Company expects to be able to utilize these offices, pursuant to the terms described above, until such time as a Business
Combination occurs.   See "Description of Property."

EMPLOYEES

     As of the date of this Prospectus, the Company has no full time employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

     The Company is presently a development stage company conducting virtually no business operation, other than its efforts to effect a Business Combination with a Target Business which the Company considers to have significant growth potential. To date, the Company has neither engaged in any operations nor generated any revenue. It receives no cash flow. In November, 1997 the Company received the following from Wheeler Group II, Inc. ("Wheeler"):
(i) a capital infusion of $6,000; and (ii) $25,000 in pre-paid legal services purchased by Wheeler on behalf of the Company to effectuate the legal aspects of this registration statement. See "Certain Relationships and Related Transactions." The Company anticipates no other additional capital infusions prior to effectuating a Business Combination. Until such time as the Company effectuates a Business Combination, with the exception of certain other professional fees and costs for such a transaction, the Company expects that it will incur minimal operating costs throughout 1998. Since inception, all of the Company's expenses, which approximated $12,600, were paid pursuant to a $12,600 capital infusion made to the Company by Net Lnnx (former parent company of the Company) in exchange for a promissory note in the same amount made to Net Lnnx by the Company. As per that November 6, 1997 agreement with Net Lnnx which canceled the $12,600 promissory note, the Company is not
indebted to Net Lnnx for any such expenses.   See "Description of Business".

     No officer or director of the Company is paid any type of compensation by the Company and presently, there are no arrangements or anticipated arrangements to pay any type of compensation to any officer or director in the near future. The Company expects that it will meet its cash requirements until such time as a Business Combination occurs. However, in the event the Company depletes its present cash reserves, the Company may cease operations and a
Business Combination may not occur.   There are no agreements or
understandings of any kind with respect to any loans from officers or directors of the Company on behalf of the Company.

DESCRIPTION OF PROPERTY.

     The executive and business office of the Company consist of office space located at 324 Datura Street, Suite 303, West Palm Beach, FL 33401. Pursuant to an oral agreement, until the


                          Page -14-
effectuation of a Business Combination, the Company utilizes, free of charge, the offices of Harbor Town Management Group, Inc., a corporation controlled by Ronald W. Hayes, Jr., a stockholder of the Company and the Company's president and a director. The Company believes this office space is adequate to serve its needs until such time as a Business Combination occurs. The Company expects to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs. See "Certain Relationships and Related Transactions".

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of Company's Common
Stock:



Name and Address            Amount and Nature           Percent of Class(1)
of Beneficial Owner         of Beneficial Owner(1)
Wheeler Group II, Inc.           17,931,250                     89.7%
_______________________________

  (1) Includes 300,000 shares held directly by David M. Bovi, a director of the Company. Mr. Bovi is the president and controlling shareholder of Wheeler Group II, Inc., a privately held Florida corporation which serves as a business consulting and holding corporation.

     The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:


Name and Address            Amount and Nature           Percent of Class(1)
of Beneficial Owner         of Beneficial Owner(1)

Ronald W. Hayes, Jr.                  318,669                  1.6%
324 Datura Street, Suite 303
West Palm Beach, FL 33401

William R. Colucci                   10,541                    *
324 Datura Street, Suite 303
West Palm Beach, FL 33401

David M. Bovi (1)                17,931,250                  89.7%
319 Clematis Street, Suite 804
West Palm Beach, Fl 33401


                               Page -15-
      All Officers and Directors
as a Group (3 persons).(1)       18,260,460                  91.3%
_______________________________

* Less than .01%.

(1) Includes 17,631,250 shares held indirectly by Mr. Bovi, a director of the Company, through Wheeler Group II, Inc. Mr. Bovi is the president and controlling shareholder of Wheeler Group II, Inc., a Florida corporation.


DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The current directors and executive officers of the Company are as follows:

Name                       Age          Position

Ronald W. Hayes, Jr.       31           Director, CEO, President,
                                        Secretary, Treasurer

William R. Colucci         59           Director

David M. Bovi              30           Director
___________________________


     Mr. Hayes has served as a director, chief executive officer, president, treasurer, and secretary of the Company since the Company's inception in May, 1997. Mr. Hayes formalized his position with the Company pursuant to an employment agreement dated June 1, 1997 in order to delineate his and the Company's rights and obligations. This employment agreement was subsequently terminated on August 1, 1997, and presently, Mr. Hayes continues to hold such offices without receiving any type of compensation or benefits. Mr. Hayes presently also serves as the chairman of the board, president and a director of Net Lnnx, Inc., a publicly traded Pennsylvania "shell" corporation. He has held this position since January, 1997 where he has been in charge of implementing Net Lnnx's acquisition strategy. Mr. Hayes is also presently the president of a privately held management firm known as Harbor Town Management Group, Inc., a Florida corporation, which provides investment banking and business consulting services, and is the president and a director of both Harbor Town Holding Group III, Inc. and Harbor Town Holding Group IV, Inc., which are privately held Florida "shell corporations". See "Description of Business-Shell Corporation - Conflict of Interest". From 1994 to 1997, Mr. Hayes served as president and chairman of R. H. Financial Services, Inc. an investment services company which provided investment banking, brokerage and consulting services. Also, from 1994 to 1995 Mr. Hayes served as a director of Action Products, Inc., a publicly traded Nasdaq listed company. From 1991 to 1995, he was employed as a stockbroker and office manager with Prudential Securities and First Montauk Securities, Inc. Mr. Hayes majored in business finance at Palm Beach Junior College from 1985 to 1987. He received his
Real Estate Sales License and Mortgage Broker License from Gold Coast Real Estate School in 1987 and 1988, respectively, and received his Series 7 and 63 Licenses from the


                          Page -16-

Johnson Lipman School in 1991.

     Mr. Colucci has served as a director of the Company since November, 1997. Mr. Colucci is also the executive vice president and a director of Net Lnnx, Inc., a publicly traded Pennsylvania "shell" corporation. He has held this position since September, 1997. His duties include assisting Net Lnnx in implementing its acquisition strategy. Mr. Colucci is also presently a consultant with a privately held management firm known as Harbor Town Management Group, Inc., a Florida corporation, which provides investment banking and business consulting services. See "Description of Business- Shell Corporation - Conflict of Interest". From June 1996 to May 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance officer for Physicians Laser Services, Inc., a publicly traded Delaware corporation. From April 1991 to May 1996, Mr. Colucci served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm. Prior to this, Mr. Colucci has served in senior management positions, including president and CEO of various companies. These companies included Bandak Corporation, a privately held jewelry and manufacturing company, Inmont Corporation, a publicly held division of United Technologies, Inc., a billion dollar a year chemical and paint manufacturing company and Butcher & Sherrerd a privately held securities brokerage firm based in Philadelphia, Pennsylvania. Mr Colucci received his Bachelor of Science Degree in Economics from St. Joseph's University in Philadelphia in 1964 and has successfully completed advanced courses of study at Stanford University's Graduate School of Business for executives of emerging growth companies.

     Mr. Bovi has served as a director of the Company since November, 1997. Mr. Bovi is also presently the sole shareholder, officer and director of David M. Bovi, P.A., a private practice law firm which concentrates its practice in representing public and private entities with respect to corporate and securities law and merger and acquisition transactions. He has held this position since April, 1996. See "Description of Business- Shell Corporation - Conflict of Interest". From November 1995 to April 1996 he worked as a transactional corporate and securities and mergers and acquisitions attorney at Communications/USA, a privately held cellular paging services firm located in Palm Beach County, Florida. During 1994 and 1995 he served as an associate attorney in the corporate securities law department of the law firm of Robert C. Hackney and Associates, Chartered, of counsel to the law firm of Desantis Gaskill & Hunston, Palm Beach County, Florida. Also, in 1994, he served as an associate attorney in the corporate securities law department of the law firm of Cohen Chernay et al., Palm Beach County,
Florida.   From September 1993 to December 1993 Mr. Bovi served as a
"contract" attorney to various small privately held entities where he assisted such entities with raising private capital. Mr. Bovi received his LL.M. Degree (Masters Degree of Law) in Securities Regulation from Georgetown University Law School in May, 1993, his Juris Doctor Degree from St. Thomas University School of Law in May, 1992, and his Bachelor of Arts Degree in Economics from the State University of New York at Buffalo in May, 1989. He has been a member in good standing of the Florida Bar since October, 1992.

     There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers and directors of the Company are acting on behalf of or will act at the discretion
of any other person.   The Company is a former wholly owned subsidiary of Net
Lnnx. See "Description of


                          Page -17-

Business" and "Certain Transactions".   The initial promoters of the Company
were Ronald W. Hayes, Jr., president of Net Lnnx and Net Lnnx, by and through its board of directors of May 6, 1997. Mr. Hayes is the only present director of Net Lnnx out of three directors of Net Lnnx who sat on the Net Lnnx board of directors at that time. Mr. Ronald P. Perella and Mr. Frederick Hall, who sat on Net Lnnx's board of directors on May 6, 1997, have since resigned as directors and/or officers and have no other affiliation or business dealings with Net Lnnx or the Company, other than with respect to any equity securities which they might own. The Company had no other promoters.

     Presently, the only persons who perform material operations on behalf of the Company are the Company's present officers and directors. Until such time as a Business Combination occurs, the officers and directors of the Company do not expect any significant changes in the composition of the Company's officers or board of directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. For purposes of this paragraph herein, Wheeler's shares, an affiliate shareholder of the Company owned and controlled by Mr. Bovi, should be deemed to be Mr. Bovi's shares. See "Directors, Executive Officers, Promoters and Control Persons".

     The Company's cash reserves are minimal; therefore, no officer or director of the Company is paid any type of compensation by the Company and presently, there are no arrangements or anticipated arrangements to pay any type of compensation to any officer or director in the near future. The Company expects that it will meet its cash requirements until such time as a Business Combination occurs. However, in the event the Company depletes its present cash reserves, the Company may cease operations and a Business Combination may not occur. There are no agreements or understandings of any kind with respect to any loans from officers or directors of the Company on behalf of the Company.

EXECUTIVE COMPENSATION.

       The Company was formed in May, 1997. The table below sets forth certain information concerning the compensation earned during fiscal 1997 by the Company's Chief Executive Officer.


                   SUMMARY COMPENSATION TABLE
                     ANNUAL COMPENSATION(1)
 ---------------------------------------------------------------------------
                        FISCAL                              OTHER ANNUAL
NAME AND PRINCIPAL      YEAR    SALARY($)     BONUS($)      COMPENSATION($)
POSITION
 ----------------------------------------------------------------------------
Ronald W. Hayes, Jr     1997    10,000        -0-           -0-
President and Chief
Executive Officer
__________________________________

(1) No other form of compensation has been paid to the Company's Chief Executive Officer; therefore, all other columns have been omitted.


                          Page -18-

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of the date of this registration statement, the Company has issued an aggregate of 20,000,000 shares of Common Stock as follows:

   Harbor Town Holding Group I, Inc. (the "Company"), was incorporated under the laws of the State of Florida on May 6, 1997 as a wholly owned subsidiary of Net Lnnx, Inc., a publicly traded Pennsylvania shell corporation traded on the over-the-counter trading market ("Net Lnnx"). Net Lnnx is a shell company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. The Company was originally created to act as the receiver of a certain Net Lnnx asset (the "Transferred Asset") which consisted of a $475,000 note receivable made to Net Lnnx. Net Lnnx was required to dispose of the Transferred Asset pursuant to the terms of a letter of intent entered into between Net Lnnx and another unrelated company in connection with an anticipated merger between Net Lnnx and such other unrelated company. The parties intended to consummate a reverse merger transaction between Net Lnnx and the unrelated company whereby Net Lnnx would issues shares of Net Lnnx stock to the shareholders of the unrelated company. Since Net Lnnx and the unrelated company could not determine and agree upon an actual value of the Transferred Asset ( due to its practically unsecured nature) and the unrelated company did not wish to purchase the Transferred Asset with the possibility of never collecting on it due to its practically unsecured nature, Net Lnnx transferred the Transferred Asset to the Company in exchange for 2,058,209 shares of the Company's common stock, no par value (the "Common Stock").

     On May 21, 1997, Net Lnnx distributed all 2,058,209 shares of the Company which it owned to Net Lnnx shareholders as a stock dividend on a share for share basis. Ronald W. Hayes, Jr., an officer and director of the Company, received 318,669 shares of Common Stock in this transaction as a result of his ownership of 318,669 shares of Net Lnnx stock on such date. Mr. Hayes is the president and a director of Net Lnnx. On November 6, 1997 the Company and Net Lnnx agreed to cancel the instrument which transferred the Transferred Asset and the Company and Net Lnnx agreed that in exchange for Net Lnnx releasing the Company from debt in the amount of $12,600 owed to Net Lnnx by the Company, such release from liability would constitute substitute consideration for the 2,058,209 shares the Company previously issued to Net Lnnx.

     On November 6, 1997, the Company issued 17,631,250 shares of Common Stock to Wheeler Group II, Inc. ("Wheeler") and 300,000 shares to David M. Bovi, president and controlling shareholder of Wheeler in exchange for (i) $6,000 cash, and (ii) Wheeler purchasing $25,000 in pre-paid legal services on behalf of the Company to effectuate the legal aspects of this registration statement. David M. Bovi is the president and controlling shareholder of David M. Bovi, P.A., the law firm retained by Wheeler on behalf of the Company to effectuate the legal aspects of this registration statement.

     On November 12, 1997, David M. Bovi and William R. Colucci were elected directors of the Company. Also, on that date, the Company issued 10,541 shares of Common Stock to William R. Colucci


                          Page -19-
in exchange for his services as a director of the Company.

     As the owner of approximately 88.2% of the Company's shares of Common Stock, Wheeler is a "parent" corporation of the Company and is the Company's controlling shareholder. David M. Bovi, a director of the Company, is the president and controlling shareholder of Wheeler.

     The executive and business office of the Company consist of office space located at 324 Datura Street, Suite 303, West Palm Beach, FL 33401. Pursuant to an oral agreement, until the effectuation of a Business Combination, the Company utilizes, free of charge, the offices of Harbor Town Management Group, Inc., a corporation controlled by Ronald W. Hayes, Jr., a stockholder of the Company and the Company's chief executive officer and a director. The Company believes this office space is adequate to serve its needs until such time as a Business Combination occurs. The Company expects to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs.

DESCRIPTION OF SECURITIES.

GENERAL

     The Company is authorized to issue 50,000,000 shares of Common Stock, no par value. As of the date of this registration statement 20,000,000 million shares of Common Stock are outstanding, held of record by approximately 2,000 shareholders. No other type of securities are authorized by the Company at this time.

COMMON STOCK

         The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. By virtue of its ownership of more than 50% of the outstanding Common Stock, Wheeler can elect all of the directors of the Company. Florida law permits the holders of the minimum number of shares necessary to take action at a meeting of shareholders (normally a majority of the outstanding shares) to take action by written consent without a meeting, provided notice is given within ten days to all other shareholders. The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive, redemption
provisions or other subscription rights.   All of the outstanding shares of
Common Stock are fully paid and non-assessable.


                          Page -20-

DIVIDENDS

    The Company has not paid any dividends on its Common Stock to date and does not presently intend to pay cash dividends prior to the consummation of a Business Combination. The payment of cash dividends in the future, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a Business Combination. The payment of any dividends subsequent to a Business Combination will be within the discretion of the Company's then Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board does not anticipate paying any cash dividends in the foreseeable future.

SECURITIES EXCHANGE ACT OF 1934

    By virtue of filing this registration statement, the Company is making an application with the Commission to register its Common Stock under the provisions of Section 12(g) of the Exchange Act. Such registration will require the Company to comply with periodic reporting, proxy solicitations and certain other requirements of the Exchange Act. If the Company seeks shareholder approval of a Business Combination at such time as the Company's securities are registered pursuant to Section 12(g) of the Exchange Act, the Company's proxy solicitation materials required to be transmitted to shareholders may be subject to prior review by the Securities and Exchange Commission. Under the federal securities laws, public companies must furnish certain information about significant acquisitions, which information may require audited financial statements of an acquired company with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, if a prospective Target Business did not have available and was unable to reasonably obtain the requisite audited financial statements, the Company could, in the event of consummation of a Business Combination with such company, be precluded from (i) any public financing of its own securities for a period of as long as three years, as such financial statements would be required to undertake registration of such securities for sale to the public; and (ii) registration of its securities under the Exchange Act. Consequently, it is unlikely that the Company would seek to consummate a Business Combination with such a Target Business. See "Description of Business--Federal Securities Laws Compliance".

     In the event the Company's obligation to file periodic reports under the Exchange Act is suspended, the Company presently intends to continue to file such periodic reports on a voluntary basis.

CERTAIN PROVISIONS OF THE COMPANY'S BYLAWS

     The Company's bylaws provide, among other things, that (i) officers and directors of the Company will be indemnified to the fullest extent permitted under Florida law. See "Part II-- Indemnification of Directors and Officers".


                          Page -21-

TRANSFER AGENT

    The Company's transfer agent is Florida Atlantic Stock Transfer, Inc., 5701 North Pine Island Road, Suite 310B, Tamarac, Florida 33321.











































                          Page -22-

                            PART II

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

MARKET INFORMATION

     No public trading market presently exists for the Company's Common
Stock. The likelihood of a trading market developing for the Company's Common Stock is conditioned upon, among other things, the effectuation of a Business Combination. Once a Business Combination is effectuated, the Company intends to begin developing a trading market in the Company's Common Stock. The Company has no present intention of developing any type of trading market prior to the effectuation of a Business Combination. Presently, there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.
No assurances are made that a trading market for the Company's Common Stock will ever develop. No shares of Common Stock of the Company are subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company.

     Approximately 2,000 shareholders hold the Company's common stock, no par value (the "Common Stock"). The Company presently has 20,000,000 shares of
Common Stock outstanding.   All such shares are deemed to be "restricted
securities," as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in private transactions not involving a public offering. No such shares will be eligible for sale under Rule 144, as currently in effect, prior to May 6, 1998, at which time 2,058,209 shares will be eligible for sale under Rule 144, so long as all other conditions of Rule 144 are met. The Company has not provided to any shareholder registration rights to register under the Securities Act any shareholder's shares for sale.

      In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is not quoted on NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and who has beneficially owned restricted shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. No assurances are made; however, that all of the other conditions of Rule 144 will be met on May 6, 1998, or any date subsequent thereto, or that Rule 144 will be available at that time for any shareholder's shares.

     The Company has no present plans, proposals, arrangements, understandings or intention of selling any additional shares of Common Stock pursuant to any type of private or public offering prior to the consummation of a Business Combination.


                          Page -23-

    The Company has no present plans, proposals, arrangements, understandings or intention of selling any amount of shares of Common Stock in the public market subsequent to a Business Combination. Nevertheless, in the event that substantial amounts of Common Stock are sold in the public market subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's equity securities in any trading market which may develop. No prediction can be made as to the effect, if any, that market sales of restricted shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time.

DIVIDENDS

      The Company has not paid any dividends on its Common Stock to date and does not presently intend to pay cash dividends prior to the consummation of a Business Combination. The payment of cash dividends in the future, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a Business Combination. The payment of any dividends subsequent to a Business Combination will be within the discretion of the Company's then Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board does not anticipate paying any cash dividends in the foreseeable future.

LEGAL PROCEEDINGS.

    As of the date hereof, the Company is not a party to any material legal proceedings, nor is it aware of any threatened litigation of a material nature.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     Not Applicable.

RECENT SALES OF UNREGISTERED SECURITIES.

     As of the date of this registration statement, the Company has issued an aggregate of 20,000,000 shares of Common Stock as follows:

     On May 6, 1997, the Company was created as a wholly owned subsidiary of Net Lnnx, Inc., ("Net Lnnx") a publicly traded Pennsylvania shell corporation
traded on the over-the-counter trading market.   Net Lnnx is a shell company
which conducts virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. The Company issued 2,058,209 shares of the Company's capital stock to Net Lnnx in exchange for the Transferred Asset. The Company relied on Section 4(2) of the Securities Act since such transaction did not involve any public offering. On May 21, 1997, Net Lnnx distributed the shares of the Company which it owned to Net Lnnx shareholders as a stock dividend on a share for share basis. This transaction did not constitute a sale of securities since Net Lnnx did not dispose of such shares for value; therefore, the Company was not required to utilize a transactional exemption for such disposition. On November 6, 1997, the Company and Net
Lnnx  agreed to cancel the


                          Page -24-
instrument which transferred the Transferred Asset and the Company and Net Lnnx agreed that in exchange for Net Lnnx releasing the Company from debt in the amount of $12,600 owed to Net Lnnx by the Company, such release from liability would constitute substitute consideration for the 2,058,209 shares the Company previously issued to Net Lnnx.

     On November 6, 1997, the Company issued 17,631,250 shares of Common Stock to Wheeler Group II, Inc., a Florida corporation ("Wheeler"), and 300,000 shares to David M. Bovi, president and controlling shareholder of Wheeler in exchange for (i) $6,000 cash; and (ii) Wheeler purchasing $25,000 in pre-paid legal services on behalf of the Company to effectuate the legal aspects of this registration statement. Wheeler and Mr. Bovi were the only offerees in connection with this transaction. The Company relied on Section 4(2) of the Securities Act since such transaction did not involve any public offering.

     On November 12, 1997, the Company issued 10,541 shares of Common Stock to William R. Colucci, a director of the Company, in exchange for his services as a director of the Company. Mr. Colucci was the only offeree in connection with this transaction. The Company relied on Section 4(2) of the Securities Act since such transaction did not involve any public offering.

     No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. No other shares of Common Stock have been issued by the Company in any other transaction.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

     The Company's bylaws contain the broadest form of indemnification for its officers and directors and former officers and directors permitted under Florida law. The Company's bylaws generally provide that: The Company shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by, or in the right of the Company) by reason of the fact that he is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of any other corporation, partnership, joint venture, trust or other enterprise against expenses (including attorney's fees), judgments, fines, amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, including any appeal thereof, if he acted in good faith in a manner he reasonably believed to be in, or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe that his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contenders or its equivalent shall not create, of itself, a presumption that the person did not act in good faith or in a manner which he reasonably believed to be in, or not opposed to, the best interests of the Company or, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.


                          Page -25-

     To the extent that a director, officer, employee or agent of the Company has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in any defense of any claim, issue or matter therein, he shall be indemnified against expenses, including attorneys fees, actually and reasonably incurred by him in connection therewith.

     Any indemnification shall be made only if a determination is made that indemnification of the director, officer, employee or agent is proper in the circumstances because such person has met the applicable standard of conduct set forth above. Such determination shall be made either (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) by the shareholders who were not parties to such action, suit or proceeding. If neither of the above determinations can occur because the Board of Directors consists of a sole director or the Company is owned by a sole shareholder, then the sole director or sole shareholder shall be allowed to make such determination. Expenses incurred in defending any action, suit or proceeding may be paid in advance of the final disposition of such action, suit or proceeding as authorized in the manner provided above upon receipt of any undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he is entitled to be indemnified by the Company.

   The indemnification provided shall be in addition to the indemnification rights provided pursuant to Chapter 607 of the Florida Statutes, and shall not be deemed exclusive of any other rights to which any person seeking indemnification may he entitled under any bylaw, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in such person's official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent of the Company and shall inure to the benefit of the heirs, executors and administrators of such a person.









                          Page -26-

                             PART F/S

                 HARBOR TOWN HOLDING GROUP I, INC.
                   (A Development Stage Company

                         BALANCE SHEET

                       December 31, 1997

                         (Unaudited)


ASSETS

Current assets:
    Cash                                        $     4,268

        Total current assets                          4,268

                                                $     4,268


LIABILITIES AND STOCKHOLDERS&AElig; EQUITY
Current liabilities:
    Accounts payable and accrued expenses       $     1,530

        Total current liabilities                     1,530

Stockholders' equity:
    Common stock                                     18,600
    Retained deficit                               ( 15,862)

        Total stockholders' equity                    2,738


                                                $     4,268


See Accompanying Notes

                 HARBOR TOWN HOLDING GROUP I, INC.
                   (A Development Stage Company)

                      STATEMENT OF OPERATIONS

           For the Period May 6, 1997 (Date of Inception)
                        to December 31, 1997

                            (Unaudited)




Sales, net                                       $     -

Cost of sales                                          -

Gross profit (loss)                                    -

General and administrative expenses                  15,862

Net loss                                         (   15,862)

Retained earnings(deficit), beginning
of period
-
Retained earnings(deficit), end of period        (   15,862)

Net loss per share                              $      (.00)

Weighted average shares outstanding               6,262,099










See Accompanying Notes

               HARBOR TOWN HOLDING GROUP I, INC.
                 (A Development Stage Company

                    STATEMENT OF CASH FLOW

        For the Period May 6, 1997 (Date of Inception)
                      to December 31, 1997

                          (Unaudited)



Cash flows from operating activities:
   Net loss                                      $   ( 15,862)
   Changes in assets and liabilities                    1,530

Net cash provided (used) for operations              ( 14,332)

Financing activities:
  Proceeds from sale of capital stock                  18,600

Net increase (decrease) in cash                         4,268

Cash, beginning of period                                -

Cash, end of period                              $      4,268

Supplemental disclosure:
  Cash paid for interest                         $       -

  Income taxes paid                              $       -





See Accompanying Notes

                 HARBOR TOWN HOLDING GROUP I, INC.

                   NOTES TO FINANCIAL STATEMENTS


1.          BASIS OF PRESENTATION

Organization - Harbor Town Holding Group I, Inc. (the "Company") was incorporated in the State of Florida May 6, 1998 as a wholly owned subsidiary of Net Lnnx, Inc.

The company shares facilities and certain other resources free of charge with Harbor Town Management Group, Inc.

Development Stage Activities - The Company has been in the development stage since its inception on May 6, 1997. It has conducted no business other than to organize as a corporation. It intends to seek and acquire merger partners that have ongoing operations.

Loss per Common Share - Loss per share is computed using the weighted number of common shares outstanding during each period. There are no common stock equivalents or other dilutive securities outstanding.

Recently Issued Accounting Standards - In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards 128, "Earnings Per Share" effective for years ending after December 15, 1997. Management does not believe this will have an effect on the Company's computation of earnings per share because of its simple capital structure.


2.        CAPITALIZATION

The initial cash came as an advance from Net Lnnx, Inc. As consideration to cancel the debt resulting from the advance, the Company issued 2,058,209 shares of its stock to Net Lnnx, Inc. On May 21, 1997, Net Lnnx, Inc. spun off all shares of the Company, which it owned, to its shareholders as a stock dividend on a share for share basis. On November 6, 1997, a subscription agreement was signed to sell 17,931,250 shares for $6,000 in cash and $25,000 in pre-paid legal services on behalf of the Company regarding the legal aspects of a registration statement on Form 10-SB under the Securities Act of 1934. On November 12, 1997, the Company issued 10,541 shares of common stock to a director of the Company for services to the Company as a director.


3.        INCOME TAXES

At September 30, 1997, the Company had a net operating loss carryforward for tax purposes of approximately $13,300, which expires in 2012. The Company has fully reserved the tax benefits of the operating loss carryforward because the likelihood of realization of the benefit cannot be established.

The Internal Revenue Code contains provisions, which may limit the loss carryforwards available if a significant change in stockholder ownership of the Company occurs.

                             PART III

     Pursuant to Items 1 and 2 of Part III of Form 10-SB and, with respect to the Financial Data Schedule, Item 601 of Regulation S-B, the Company includes the following exhibits:

INDEX TO EXHIBITS.

                                                      Sequential
Exhibit No.  Description of Exhibit                   Page No.

(2)          Charter and Bylaws.

       2.1   Articles of Incorporation and Amendment
             to Articles of Incorporation.**

       2.2   Bylaws.**

(3)          Instruments defining the rights of
             security holders.

       3.1   Articles of Incorporation and Amendment     *
             to Articles of Incorporation.**

       3.2   Bylaws.**

(6)          Material Contracts.

       6.1   Ronald W. Hayes, Jr. Employment
             Contract.**

       6.2   Addendum to Ronald W. Hayes, Jr.
             Employment Contract.**

       6.3   Wheeler Group II, Inc. Subscription
             Agreement.**

(10)         Consents.

       10.1  Consent of Sweeney, Gates & Co.,
             CPA's and Consultants.

(27)         Financial Data Schedule.

       27.1  Financial Data Schedule.

*    Incorporated by reference to Exhibit (2) herein.
**   Previously filed.


                          Page -28-

                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                          (Registrant)

Date: February 18, 1998


By:/s/Ronald W. Hayes
     Ronald W. Hayes, President

                          (Signature)



By:/s/Ronald W. Hayes
     Ronald W. Hayes, President,
     Secretary



























                          Page -29-

INDEX TO EXHIBITS.

                                                      Sequential
Exhibit No.  Description of Exhibit                   Page No.

(2)          Charter and Bylaws.

       2.1   Articles of Incorporation and Amendment
             to Articles of Incorporation.**

       2.2   Bylaws.**

(3)          Instruments defining the rights of
             security holders.

       3.1   Articles of Incorporation and Amendment     *
             to Articles of Incorporation.**

       3.2   Bylaws.**

(6)          Material Contracts.

       6.1   Ronald W. Hayes, Jr. Employment
             Contract.**

       6.2   Addendum to Ronald W. Hayes, Jr.
             Employment Contract.**

       6.3   Wheeler Group II, Inc. Subscription
             Agreement.**

(10)         Consents.

       10.1  Consent of Sweeney, Gates & Co.,
             CPA's and Consultants.

(27)         Financial Data Schedule.

       27.1  Financial Data Schedule.

*    Incorporated by reference to Exhibit (2) herein.
**   Previously filed.


                          Page -30-