Form 10KSB
period 1997-12-31
HARBOR TOWN HOLDING GROUP I INC
filed 1998-04-15
CIK 1050578

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                         FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to_____________

Commission file Number: 0-23439

             HARBOR TOWN HOLDING GROUP I, INC.
      (Name of small business issuer in its charter)

     Florida                                    65-0755340
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification Number)

324 Datura Street, Suite 200,  West Palm Beach,  FL       33401
Address of principal executive offices )               (Zip Code)

Issuer's telephone number, including area code     (561) 659-1196

Securities registered pursuant to Section 12(b) of the Exchange
Act:

 Title of each class                            Name of
                                     exchange on which registered
      None                                       None

Securities registered pursuant to Section 12(g) of the Exchange
Act:

                   Common Stock, no par value
                        (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past

12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No__X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [ X ]

State issuer's revenues for its most recent fiscal year....$00.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of April 13, 1998, the aggregate market value of common stock, no par value, held by non-affiliates was approximately $2,957
(1,739,540 shares at $0.0017, which is the last price which the registrant's common equity was sold).

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

As of April 13, 1998, there were 20,000,000 shares of common stock, no par value, issued and outstanding.

                           PART I

Item 1.  Description of Business

  (a)  Business Development

     Harbor Town Holding Group I, Inc. (the "registrant"), was incorporated under the laws of the State of Florida on May 6, 1997 as a wholly owned subsidiary of Net Lnnx, Inc., a publicly traded Pennsylvania shell corporation traded on the over-the-counter trading market ("Net Lnnx"). Net Lnnx is a shell company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. The registrant was originally created to act as the receiver of a certain Net Lnnx asset (the "Transferred Asset") which consisted of a $475,000 note receivable made to Net Lnnx. Net Lnnx was required to dispose of the Transferred Asset pursuant to the terms of a letter of intent entered into between Net Lnnx and another unrelated company in connection with an anticipated merger between Net Lnnx and such other unrelated company. The parties intended to consummate a reverse merger transaction between Net Lnnx and the unrelated company whereby Net Lnnx would issues shares of Net Lnnx stock to the shareholders of the unrelated company. Since Net Lnnx and the unrelated company could not determine and agree upon an actual value of the Transferred Asset due to its practically unsecured nature, and the unrelated company did not wish to purchase the Transferred Asset with the possibility of never collecting on it due to its practically unsecured nature, Net Lnnx transferred the Transferred Asset to the registrant in exchange for 2,058,209 shares of the registrant's common stock, no par value (the "Common Stock"). On May 21, 1997, Net Lnnx distributed all 2,058,209 shares of the registrant which it owned to Net Lnnx shareholders as a stock dividend on a share for share basis intending to register the Common Stock pursuant to Form 10-SB promulgated under the Securities Exchange Act of 1934 ("the "Exchange Act") and to utilize the registrant along with such Transferred Asset to enter into a certain fragmented industry and acquire local business entities in exchange for shares of the registrant's Common Stock. This plan was subsequently aborted as a result of the following: (i) the aforementioned Net Lnnx reverse merger was called off; (ii) the Transferred Asset became the subject of litigation; and (iii) the registrant determined it was not feasible to enter into that certain industry at that time. Further, the registrant did not have sufficient funds to pursue the litigation in connection with the Transferred Asset; therefore, on June 6, 1997 the registrant and Net Lnnx agreed to suspend the transfer of the Transferred Asset until such time that the litigation concerning the Transferred Asset terminated. Several months thereafter, the registrant and its litigation counsel determined that the resolution of the litigation concerning the Transferred Asset would not occur in the foreseeable future; therefore, on November 6, 1997 the registrant agreed to cancel the transfer of the Transferred Asset in exchange for substitute consideration for the shares of Common Stock it issued to Net Lnnx so that the registrant could pursue other opportunities -- such as registering the Common Stock hereunder to create a reporting "shell" company. On November 6, 1997 the registrant and Net Lnnx canceled the instrument which transferred the Transferred Asset and the registrant and Net Lnnx agreed that in exchange for Net Lnnx canceling a promissory note dated June 2, 1997 made by the registrant to Net Lnnx in the amount of $12,600, such release from liability would constitute substitute consideration for the 2,058,209 shares the registrant previously issued to Net Lnnx. Presently, the registrant is a "shell" company with a shareholder base of approximately 2,000 shareholders and 20,000,000 shares of Common Stock outstanding, all of which are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").

Presently, the registrant does not engage in any substantive commercial business or other business operations.

     After the registrant aborted its original purposes, the registrant decided to create a corporate vehicle to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to employ the registrant's shareholder base to obtain the perceived advantages of being a publicly held reporting corporation. On November 6, 1997, the registrant issued 17,631,250 shares of Common Stock to Wheeler Group II, Inc., a Florida corporation ("Wheeler"), and 300,000 shares to David M. Bovi, president and controlling shareholder of Wheeler in exchange for (i) $6,000 cash; and (ii) Wheeler purchasing $25,000 in pre-paid legal services on behalf of the registrant to effectuate the legal aspects of this registration statement on Form 10-SB on a voluntary basis. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." This transaction resulted in a change in the voting control of the registrant whereby Wheeler could completely control the registrant's board of directors. See "Directors, Executive Officers, Promoters and Control Persons." The registrant's management effectuated the above transaction between the registrant and Wheeler because in management's opinion, a shell company voluntarily reporting to the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is significantly more valuable than a shell company which does not engage in such reporting.

  (b)  Business of Registrant

     The registrant is presently a holding company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. The registrant encounters intense competition from other entities having a business objective similar to that of the registrant. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than the registrant and there can be no assurances that the registrant will have the ability to compete successfully. The registrant's financial resources are limited in comparison to those of many of its competitors. This inherent competitive limitation could compel the registrant to select certain less attractive acquisition prospects. There can be no assurances that such prospects will permit the registrant to meet its stated business objectives. The registrant believes, however, that the registrant's status as a reporting public entity could give the registrant a competitive advantage over privately held entities having a similar business objective to that of the registrant in acquiring a business with significant growth potential.

     The registrant's present officers and directors are the registrant's only employees who devote approximately 10% of their time to the business of the registrant.

Item 2.  Properties.

       The executive and business office of the registrant consist of office space located at 324 Datura Street, Suite 200, West Palm Beach, FL 33401.

Item 3. Legal Proceedings.

       No material legal proceedings are pending of which the registrant is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On November 10, 1997, the registrant received written consents without a shareholders' meeting from 1,485,340 of 2,058,209 shares entitled to vote to (i) authorize an increase in the authorized number of shares of the registrant from 20,000,000 to 50,000,000; (ii) effectuate a registration statement on Form 10-SB with the Securities and Exchange Commission on behalf of the registrant to register the registrant's outstanding class of common stock, no par value; and (iii) ratify the execution of the Cancellation of Instrument, dated November 6, 1997, between the registrant and Net Lnnx, Inc. which cancels the assignment of the Promissory Note Net Lnnx, Inc. offered to the registrant as a subscription for the registrant's shares of Stock. No votes were cast against the above action.

     On November 12, 1997, the registrant received written consents without a shareholders' meeting from 19,216,590 of 20,000,000 shares entitled to vote to (i) increase the number of directors of the registrant from One (1) to Three (3); (ii) appoint William R. Colucci and David M. Bovi to the board of directors of the registrant; and (iii) resolve that Ronald W. Hayes, Jr., William R. Colucci and David M. Bovi serve as directors of the registrant until their successors are appointed or elected and shall qualify. No votes were cast against the above action.

     Pursuant to Florida Statute 607.0704(3), a Notice of Action
Taken By Shareholder's Written Consent was provided to all shareholders of the registrant with respect to the above action taken on November 10, 1997 and November 12, 1997.

                            PART II

Item 5.  Market for Common Equity and Related Stockholders
         Matters.

     No public trading market presently exists for the registrant's Common Stock. The likelihood of a trading market developing for the registrant's Common Stock is conditioned upon, among other things, the effectuation of a Business Combination. Once a Business Combination is effectuated, the registrant intends to begin developing a trading market in the registrant's Common Stock. The registrant has no present intention of developing any type of trading market prior to the effectuation of a Business Combination. Presently, there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the
registrant's securities.    No assurances are made that a trading
market for the registrant's Common Stock will ever develop. No shares of Common Stock of the registrant are subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant.

     Approximately 2,000 shareholders hold the registrant's common stock, no par value (the "Common Stock"). The registrant presently has 20,000,000 shares of Common Stock outstanding.
All such shares are deemed to be "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in private transactions not involving a public offering. No such shares will be eligible for sale under Rule 144, as currently in effect, prior to May 6, 1998, at which time 2,058,209 shares will be eligible for sale under Rule 144, so long as all other conditions of Rule 144 are met. The registrant has not provided to any shareholder registration rights to register under the Securities Act any shareholder's shares for sale.

     In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the registrant (or persons whose shares are aggregated), who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is not quoted on NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the registrant for at least the three months immediately preceding the sale and who has beneficially owned restricted shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. No assurances are made; however, that all of the other conditions of Rule 144 will be met on May 6, 1998, or any date subsequent thereto, or that Rule 144 will be available at that time for any shareholder's shares.

     The registrant has no present plans, proposals, arrangements, understandings or intention of selling any additional shares of Common Stock pursuant to any type of private or public offering prior to the consummation of a Business
Combination.

     The registrant has no present plans, proposals, arrangements, understandings or intention of selling any amount of shares of Common Stock in the public market subsequent to a Business Combination. Nevertheless, in the event that substantial amounts of Common Stock are sold in the public market subsequent to a Business Combination, such sales may adversely affect the price for the sale of the registrant's equity securities in any trading market which may develop. No prediction can be made as to the effect, if any, that market sales of restricted shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time.

     The registrant has not paid any dividends on its Common Stock to date and does not presently intend to pay cash dividends prior to the consummation of a Business Combination. The payment of cash dividends in the future, if any, will be contingent upon the registrant's revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a Business Combination. The payment of any dividends subsequent to a Business Combination will be within the discretion of the registrant's then Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the registrant's business operations and, accordingly, the Board does not anticipate paying any cash dividends in the foreseeable future.

     As of the date of this registration statement, the registrant has issued an aggregate of 20,000,000 shares of Common
Stock as follows:

     On May 6, 1997, the registrant was created as a wholly owned subsidiary of Net Lnnx, Inc., ("Net Lnnx") a publicly traded Pennsylvania shell corporation traded on the over-the-counter
trading market.   Net Lnnx is a shell company which conducts
virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. The registrant issued

2,058,209 shares of the registrant's capital stock to Net Lnnx in exchange for the Transferred Asset. The registrant relied on
Section 4(2) of the Securities Act since such transaction did not involve any public offering. On May 21, 1997, Net Lnnx distributed the shares of the registrant which it owned to Net Lnnx shareholders as a stock dividend on a share for share basis. This transaction did not constitute a sale of securities since Net Lnnx did not dispose of such shares for value; therefore, the registrant was not required to utilize a transactional exemption for such disposition. On November 6, 1997, the registrant and Net Lnnx agreed to cancel the instrument which transferred the Transferred Asset and the registrant and Net Lnnx agreed that in exchange for Net Lnnx releasing the registrant from debt in the amount of $12,600 owed to Net Lnnx by the registrant, such release from liability would constitute substitute consideration for the 2,058,209 shares the registrant previously issued to Net Lnnx.

     On November 6, 1997, the registrant issued 17,631,250 shares of Common Stock to Wheeler Group II, Inc., a Florida corporation ("Wheeler"), and 300,000 shares to David M. Bovi, president and controlling shareholder of Wheeler in exchange for (i) $6,000 cash; and (ii) Wheeler purchasing $25,000 in pre-paid legal services on behalf of the registrant to effectuate the legal aspects of this registration statement. Wheeler and Mr. Bovi were the only offerees in connection with this transaction. The registrant relied on Section 4(2) of the Securities Act since such transaction did not involve any public offering.

     On November 12, 1997, the registrant issued 10,541 shares of Common Stock to William R. Colucci, a director of the registrant, in exchange for his services as a director of the registrant.
Mr. Colucci was the only offeree in connection with this transaction. The registrant relied on Section 4(2) of the Securities Act since such transaction did not involve any public offering.

     No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. No other shares of Common Stock have been issued by the registrant in any other transaction.

Item 6.  Management's Discussion and Analysis or Plan of
         Operation.

  (a)  Plan of Operation

     The registrant is presently a development stage company conducting virtually no business operation, other than its efforts to effect a Business Combination with a Target Business which the registrant considers to have significant growth potential. To date, the registrant has neither engaged in any operations nor generated any revenue. It receives no cash flow. In November, 1997 the registrant received the following from Wheeler Group II, Inc. ("Wheeler"): (i) a capital infusion of $6,000; and (ii) $25,000 in pre-paid legal services purchased by Wheeler on behalf of the registrant to effectuate the legal aspects of this registration statement. See "Certain Relationships and Related Transactions." The registrant anticipates no other additional capital infusions prior to effectuating a Business Combination. Until such time as the registrant effectuates a Business Combination, with the exception of certain other professional fees and costs for such a transaction, the registrant expects that it will incur minimal operating costs throughout 1998. Since inception, all of the registrant's expenses, which approximated $12,600, were paid pursuant to a $12,600 capital infusion made to the registrant by Net Lnnx (former parent company of the registrant) in exchange for a promissory note in the same amount made to Net Lnnx by the registrant. As per that November 6, 1997 agreement with Net Lnnx which canceled the $12,600 promissory note, the registrant is not
indebted to Net Lnnx for any such expenses.   See "Description of
Business".

     No officer or director of the registrant is paid any type of compensation by the registrant and presently, there are no arrangements or anticipated arrangements to pay any type of compensation to any officer or director in the near future. The registrant expects that it will meet its cash requirements until such time as a Business Combination occurs. However, in the event the registrant depletes its present cash reserves, the registrant may cease operations and a Business Combination
may not occur.   There are no agreements or understandings of any
kind with respect to any loans from officers or directors of the registrant on behalf of the registrant.

Item 7.  Financial Statements

     Financial Statements of Registrant are attached as Appendix
A (following Exhibits) and included as part of this Form 10-KSB
Report. A list of said Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

     Not applicable.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act.

  (a)  Identity of directors and executive officers.

     The current directors and executive officers of the registrant are as follows:

Name                  Age   Position                   Term

Ronald W. Hayes, Jr.  31    Director, CEO, President,  Since 5/97
                            Secretary, Treasurer

William R. Colucci    59    Director                  Since 11/97

David M. Bovi         31    Director                  Since 11/97
___________________________

     Each director is elected until the next Annual Meeting of shareholders and until his successor is qualified.

   (b) Business experience of directors and executive officers.

     Mr. Hayes has served as a director, chief executive officer, president, treasurer, and secretary of the registrant since the registrant's inception in May, 1997. Mr. Hayes formalized his position with the registrant pursuant to an employment agreement dated June 1, 1997 in order to delineate his and the registrant's rights and obligations. This employment agreement was subsequently terminated on August 1, 1997, and presently, Mr. Hayes continues to hold such offices without receiving any type
of compensation or benefits.   Mr. Hayes presently also serves as
the chairman of the board, president and a director of Net Lnnx, Inc., a publicly traded Pennsylvania "shell" corporation. He has held this position since January, 1997 where he has been in charge of implementing Net Lnnx's acquisition strategy. Mr. Hayes is also presently the president of a privately held management firm known as Harbor Town Management Group, Inc., a Florida corporation, which provides investment banking and business consulting services, and is the president and a director of both Harbor Town Holding Group III, Inc. and Harbor Town Holding Group IV, Inc., which are privately held Florida "shell corporations". From 1994 to 1997, Mr. Hayes served as president and chairman of R. H. Financial Services, Inc. an investment services company which provided investment banking, brokerage and consulting services. Also, from 1994 to 1995 Mr. Hayes served as a director of Action Products, Inc., a publicly traded Nasdaq listed company. From 1991 to 1995, he was employed as a stockbroker and office manager with Prudential Securities and First Montauk Securities, Inc. Mr. Hayes majored in business finance at Palm Beach Junior College from 1985 to 1987. He received his Real Estate Sales License and Mortgage Broker License from Gold Coast Real Estate School in 1987 and 1988, respectively, and received his Series 7 and 63 Licenses from the Johnson Lipman School in 1991.

     Mr. Colucci has served as a director of the registrant since November, 1997. Mr. Colucci is also the executive vice president and a director of Net Lnnx, Inc., a publicly traded Pennsylvania "shell" corporation. He has held this position since September, 1997. His duties include assisting Net Lnnx in implementing its acquisition strategy. Mr. Colucci is also presently a consultant with a privately held management firm known as Harbor Town Management Group, Inc., a Florida corporation, which provides investment banking and business consulting services. From June 1996 to May 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance officer for Physicians Laser Services, Inc., a publicly traded Delaware corporation. From April 1991 to May 1996, Mr. Colucci served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm. Prior to this, Mr. Colucci has served in senior management positions, including president and CEO of various companies. These companies included Bandak Corporation, a privately held jewelry and manufacturing company, Inmont Corporation, a publicly held division of United Technologies, Inc., a billion dollar a year chemical and paint manufacturing company and Butcher & Sherrerd a privately held securities brokerage firm based in Philadelphia, Pennsylvania. Mr Colucci received his Bachelor of Science Degree in Economics from St. Joseph's University in Philadelphia in 1964 and has successfully completed advanced courses of study at Stanford University's Graduate School of Business for executives of emerging growth companies.

     Mr. Bovi has served as a director of the registrant since November, 1997. Mr. Bovi is also presently the sole shareholder, officer and director of David M. Bovi, P.A., a private practice law firm which concentrates its practice in representing public and private entities with respect to corporate and securities law and merger and acquisition transactions. He has held this position since April, 1996. From November 1995 to April 1996 he worked as a transactional corporate and securities and mergers and acquisitions attorney at Communications/USA, a privately held cellular paging services firm located in Palm Beach County, Florida. During 1994 and 1995 he served as an associate attorney in the corporate securities law department of the law firm of Robert C. Hackney and Associates, Chartered, of counsel to the law firm of Desantis Gaskill & Hunston, Palm Beach County, Florida. Also, in 1994, he served as an associate attorney in the corporate securities law department of the law firm of Cohen
Chernay et al., Palm Beach County, Florida.   From September
1993 to December 1993 Mr. Bovi served as a "contract" attorney to various small privately held entities where he assisted such entities with raising private capital. Mr. Bovi received his LL.M. Degree (Masters Degree of Law) in Securities Regulation from Georgetown University Law School in May, 1993, his Juris Doctor Degree from St. Thomas University School of Law in May, 1992, and his Bachelor of Arts Degree in Economics from the State University of New York at Buffalo in May, 1989. He has been a member in good standing of the Florida Bar since October, 1992.

     Section 16(a) Beneficial Ownership Reporting Compliance.

     To the best of registrant's knowledge, no officer, director and/or beneficial owner of more than 10% of the registrant's common stock, failed to file reports as required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10.  Executive Compensation.


                                                                  Long Term Compensation
                 Annual Compensation                          Awards               Payouts
 (a)            (b)       (c)         (d)         (e)          (f)           (g)         (h)        (i)
                                                 Other                                             All
Name &                                           Annual     Restricted    Securities               Other
Position        Year    Salary ($)   Bonus($)    Compen-    Stock         Underlying    LTIP       Compen-
                                                 sation     Award(s)      Options/      Payouts    sation
                                                  ($)         ($)         Sars(#)        ($)        ($)
__________________________________________________________________________________________________________

Ronald W.
Hayes, Jr.
Director
Chmn. of the
Board/Presi
dent/CEO        1997    10,000        -0-          -0-        -0-          -0-            -0-        -0-


     Compensation of Directors

     In consideration for William R. Colucci serving as a director of the registrant, the registrant issued Mr. Colucci
10,541 shares of the registrant's common stock, no par value.
No other person received any type of compensation for serving as a director of the registrant during 1997.

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.

     The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person known to the registrant to be the beneficial owner of more than five percent (5%) of registrant's Common Stock:


Name and Address         Amount and Nature          Percent of Class(1)
of Beneficial Owner      of Beneficial Owner(1)
Wheeler Group II, Inc.      17,931,250                   89.7%
_______________________________

  (1) Includes 300,000 shares held directly by David M. Bovi, a director of the registrant. Mr. Bovi is the president and controlling shareholder of Wheeler Group II, Inc., a privately held Florida corporation which serves as a business consulting and holding corporation.

     The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the registrant's Common Stock of each of the officers and directors of the registrant, and the officers and directors of the registrant as a group:


Name and Address              Amount and Nature          Percent of Class
of Beneficial Owner           of Beneficial Ownership

Ronald W. Hayes, Jr.                  318,669                 1.6%
324 Datura Street, Suite 303
West Palm Beach, FL 33401

William R. Colucci                     10,541*
324 Datura Street, Suite 303
West Palm Beach, FL 33401

David M. Bovi (1)                  17,931,250                89.7%
319 Clematis Street, Suite 804
West Palm Beach, Fl 33401


All Officers and Directors
as a Group (3 persons).(1)         18,260,460                91.3%
_______________________________

  * Less than .01%.

  (1) Includes 17,631,250 shares held indirectly by Mr. Bovi, a director of the registrant, through Wheeler Group II, Inc. Mr.
Bovi is the president and controlling shareholder of Wheeler
Group II, Inc., a Florida corporation.

     As of the date of this report, no arrangement exists regarding a change in control of the registrant.

Item 12.  Certain Relationships and Related Transactions.

     As of the date of this registration statement, the registrant has issued an aggregate of 20,000,000 shares of Common Stock as follows:

     Harbor Town Holding Group I, Inc. (the "registrant"), was incorporated under the laws of the State of Florida on May 6, 1997 as a wholly owned subsidiary of Net Lnnx, Inc., a publicly traded Pennsylvania shell corporation traded on the over-the-counter trading market ("Net Lnnx"). Net Lnnx is a shell company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. The registrant was originally created to act as the receiver of a certain Net Lnnx asset (the "Transferred Asset") which consisted of a $475,000 note receivable made to Net Lnnx. Net Lnnx was required to dispose of the Transferred Asset pursuant to the terms of a letter of intent entered into between Net Lnnx and another unrelated company in connection with an anticipated merger between Net Lnnx and such other unrelated company. The parties intended to consummate a reverse merger transaction between Net Lnnx and the unrelated company whereby Net Lnnx would issues shares of Net Lnnx stock to the shareholders of the unrelated company. Since Net Lnnx and the unrelated company could not determine and agree upon an actual value of the Transferred Asset ( due to its practically unsecured nature) and the unrelated company did not wish to purchase the Transferred Asset with the possibility of never collecting on it due to its practically unsecured nature, Net Lnnx transferred the Transferred Asset to the registrant in exchange for 2,058,209 shares of the registrant's common stock, no par value (the "Common Stock").

     On May 21, 1997, Net Lnnx distributed all 2,058,209 shares of the registrant which it owned to Net Lnnx shareholders as a stock dividend on a share for share basis. Ronald W. Hayes, Jr., an officer and director of the registrant, received 318,669 shares of Common Stock in this transaction as a result of his ownership of 318,669 shares of Net Lnnx stock on such date. Mr. Hayes is the president and a director of Net Lnnx. On November 6, 1997 the registrant and Net Lnnx agreed to cancel the instrument which transferred the Transferred Asset and the registrant and Net Lnnx agreed that in exchange for Net Lnnx releasing the registrant from debt in the amount of $12,600 owed to Net Lnnx by the registrant, such release from liability would constitute substitute consideration for the 2,058,209 shares the registrant previously issued to Net Lnnx.

     On November 6, 1997, the registrant issued 17,631,250 shares of Common Stock to Wheeler Group II, Inc. ("Wheeler") and 300,000 shares to David M. Bovi, president and controlling shareholder of Wheeler in exchange for (i) $6,000 cash, and
(ii) Wheeler purchasing $25,000 in pre-paid legal services on behalf of the registrant to effectuate the legal aspects of this registration statement. David M. Bovi is the president and controlling shareholder of David M. Bovi, P.A., the law firm retained by Wheeler on behalf of the registrant to effectuate the legal aspects of this registration statement.

     On November 12, 1997, David M. Bovi and William R. Colucci were elected directors of the registrant. Also, on that date, the registrant issued 10,541 shares of Common Stock to William
R. Colucci in exchange for his services as a director of the registrant.

     As the owner of approximately 88.2% of the registrant's shares of Common Stock, Wheeler is a "parent" corporation of the registrant and is the registrant's controlling shareholder. David M. Bovi, a director of the registrant, is the president and controlling shareholder of Wheeler.

     The executive and business office of the registrant consist of office space located at 324 Datura Street, Suite 200, West Palm Beach, FL 33401. Pursuant to an oral agreement, until the effectuation of a Business Combination, the registrant utilizes, free of charge, the offices of Harbor Town Management Group, Inc., a corporation controlled by Ronald W. Hayes, Jr., a stockholder of the registrant and the registrant's chief executive officer and a director. The registrant believes this office space is adequate to serve its needs until such time as a Business Combination occurs. The registrant expects to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs.

Item 13.  Exhibits and Reports on Form 8-K.

  (a)   Exhibits.

       (3)  Charter and Bylaws.

           (i)   Articles of Incorporation and Amendment
                 to Articles of Incorporation.**

           (ii)  Bylaws.**

       (4) Instruments defining the rights of security holders.

             (i)   Articles of Incorporation and Amendment
                   to Articles of Incorporation.**

             (ii)  Bylaws.**

       (10)  Material Contracts.

             (i)   Ronald W. Hayes, Jr. Employment Contract.**

             (ii)  Addendum to Ronald W. Hayes, Jr. Employment
                   Contract.**

             (iii) Wheeler Group II, Inc. Subscription
                   Agreement.**

       (11)   Earnings per share (See Appendix A).

       (27)   Financial Data Schedule.

             (i)   Financial Data Schedule.

** Incorporated by reference to registrant's Form 10-SB filed
   December 1, 1997.

   (b)  Reports on Form 8-K.

       During the last quarter of the year ended December 31, 1997, no reports on Form 8-K were filed by the registrant.


                         Appendix A
                    Financial Statements.

       The following Audited Financial Statements of Registrant are filed as part of this Form 10-KSB Report:

     1.      Consolidated Balance Sheet as of December 31, 1997.

     2. Consolidated Statement of Operation for the Year ended December 31, 1997.

     3.      Consolidated Statement of Statement of
             Shareholder's Equity for the Year ended
             December 31, 1997.

     4. Consolidated Statement of Cash Flows for the Year ended December 31, 1997.

     5.      Notes to Consolidated Financial Statements.


                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HARBOR TOWN HOLDING GROUP I, INC.


By:/s/ Ronald W. Hayes, Jr.
       Ronald W. Hayes, Jr., CEO/President


Date:  April 13, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Ronald W. Hayes, Jr.
      Ronald W. Hayes, Jr., CEO/President

Date: April 13, 1998