Form 10QSB
period 1998-03-31
HARBOR TOWN HOLDING GROUP I INC
filed 1998-05-14
CIK 1050578

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ---- to ----

                 Commission File number 0-23439

               HARBOR TOWN HOLDING GROUP I, INC.
(Exact name of small business issuer as specified in its charter)

      Florida                                    65-0755340
 (State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

        324 Datura St., Suite. 200, West Palm Beach, FL 33401
         (Address of principal executive office and zip code)

                        (561) 659-1196
                  (Issuer's telephone number)


    (Former name, former address, and former fiscal year,
                if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days.   Yes _X_    No ___

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 14, 1998, there were outstanding approximately 20,000,000 shares of common stock, no par value.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                   HARBOR TOWN HOLDING GROUP I, INC.

                          Form 10-QSB Index
                           March 31, 1998

                                                         Page

Part I: Financial Information

     Item 1. Financial Statements........................  3

     Balance Sheets Unaudited at March 31, 1998..........  4

     Unaudited Statements of Operations for the
     Period ended March 31, 1998.........................  5

     Unaudited Statements of Cash Flow for the
     Period Ended March 31, 1998.........................  6

     Notes to Unaudited Financial Statements.............  7

     Item 2. Management's Discussion and Analysis
     or Plan of Operation ...............................  8

Part II:   Other Information

     Item 1.    Legal Proceedings .......................  9

     Item 2.    Changes in Securities....................  9

     Item 3.    Defaults Upon Senior Securities .........  9

     Item 4.    Submission of Matters to a Vote
                of Security Holders......................  9

     Item 5.    Other Information........................  9

     Item 6.    Exhibits and Reports on Form 8-K.........  9

Signatures...............................................  9

                             PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements

                HARBOR TOWN HOLDING GROUP I, INC.
                    CONDENSED BALANCE SHEET
                 (A Development Stage Company)
                       March 31, 1998
                        (Unaudited)


ASSETS

Current assets:
    Cash                                       $     268

                                               $     268


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $   2,000


Stockholders' equity:
  Common stock                                    43,695
  Deficit accumulated during the
  development stage                              (45,427)

       Total stockholders' deficit               ( 1,732)

                                               $     268


See Accompanying Notes

               HARBOR TOWN HOLDING GROUP I, INC.
                (A Development Stage Company
               CONDENSED STATEMENT OF OPERATIONS
                       (Unaudited)




                                                    May 6, 1997 (inception)
                                 Quarter Ended           December 31
                                 December 31        1997         1998
Sales, net                       $     -          $    -        $  -

Cost of sales                          -               -           -

Gross profit (loss)                    -               -           -

General and administrative
  expenses                            4,470          40,957        45,427

Net loss                             (4,470)        (40,957)      (45,427)


Net loss per share               $     0.00       $    0.00

Number of shares used in
  earnings per share
  computation                    20,000,000       8,830,143



See Accompanying Notes

                   HARBOR TOWN HOLDING GROUP I, INC.
                     (A Development Stage Company)
                   CONDENSED STATEMENTS OF CASH FLOW
                               (Unaudited)





                                                    May 6, 1997 (inception)
                                  Quarter Ended         December 31
                                  December 31       1997          1998


Cash flows from operating
 activities:
   Net income                     $    (4,470)    $  (40,957)   $  (45,427)
   Non cash compensation                 -            25,095        25,095
   Changes in assets and
     liabilities                          470          1,530         2,000


Net cash provided (used) for
 operations                            (4,000)       (14,332)      (18,332)


Cash flows from financing
 activities
   Proceeds from advances
   converted to common stock              -           18,600        18,600

Net increase (decrease) in cash        (4,000)         4,268           268

Cash, beginning of period               4,268            -            -

Cash, end of period               $       268     $    4,268    $      268

Supplemental disclosure:
  Cash paid for interest          $      -        $      -      $     -

  Income taxes paid               $      -        $      -      $     -



See Accompanying Notes

                  HARBOR TOWN HOLDING GROUP I, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         March 31, 1998


1.       Basis of Presentation

The accompanying unaudited financial statements of Harbor Town Holding Group I, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Development Stage Activities - The Company has been in the development stage since its inception on May 6, 1997. It has conducted no business other than organize as a corporation. It intends to seek and acquire merger partners that have ongoing operations. The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. The Company has entered into negotiations, but no agreement has been signed as of the date of this financial statement.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation.

     (a) Plan of Operation

     The registrant is presently a development stage company conducting virtually no business operation, other than its efforts to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business which the registrant considers to have significant growth potential. To date, the registrant has neither engaged in any operations nor generated any revenue. It receives no cash flow. The registrant anticipates no capital infusions prior to effectuating a Business Combination. Until such time as the registrant effectuates a Business Combination, with the exception of certain other professional fees and costs for such a transaction, the registrant expects that it will incur minimal operating costs throughout 1998.

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

                            PART II

                       OTHER INFORMATION


Item 1.  Legal Proceedings

     No material legal proceedings are pending of which the registrant is a party.

Item 2.  Change in Securities

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HARBOR TOWN HOLDING GROUP I, INC.
     Registrant

     /s/ Ronald W. Hayes, Jr.
     Ronald W. Hayes, Jr.
     President/CEO.

     /s/ Ronald W. Hayes, Jr.
     Ronald W. Hayes, Jr.
     President/CEO

     Date: May 14, 1998