Form 10QSB
period 1998-06-30
HARBOR TOWN HOLDING GROUP I INC
filed 1998-08-11
CIK 1050578

U.S. Securities and Exchange Commission

                      Washington, DC 20549


                          Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1998


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

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On August 7, 1998, there were outstanding approximately
20,000,000 shares of common stock, no par value.

     Transitional Small Business Disclosure Format (check one);
Yes __    No _X__

                  HARBOR TOWN HOLDING GROUP I, INC.

                          Form 10-QSB Index
                            June 30, 1998

                                                        Page


Part I: Financial Information .......................    2

     Item 1. Financial Statements ...................    3

     Balance Sheets Unaudited at June 30, 1998.......    4

     Unaudited Statements of Operations for the
     Period ended June 30, 1998......................    5

     Unaudited Statements of Cash Flow for the
     Period Ended June 30, 1998......................    6

     Notes to Unaudited Financial Statements ........    7

     Item 2. Management's Discussion and Analysis
       or Plan of Operation..........................    8

Part II:   Other Information ........................    8

     Item 1.    Legal Proceedings ...................    8

     Item 2.    Changes in Securities ...............    8

     Item 3.    Defaults Upon Senior Securities .....    8

     Item 4.    Submission of Matters to a Vote
                of Security Holders .................    8

     Item 5.    Other Information ...................    8

     Item 6.    Exhibits and Reports on Form 8-K ....    8

Signatures ..........................................    9

                             PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements

              HARBOR TOWN HOLDING GROUP I, INC.
                  CONDENSED BALANCE SHEET
                (A Development Stage Company)
                      June 30, 1998
                       (Unaudited)


ASSETS

Current assets:
    Cash                                       $      -

                                               $      -

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $    1,777

Stock subject to recession                         12,600

Stockholders' equity:
  Common stock                                     31,095
  Deficit accumulated during the
    development stage                           (  45,472)

       Total stockholders' deficit              (  14,377)

                                               $     -




See accompanying notes

              HARBOR TOWN HOLDING GROUP I, INC.
                (A Development Stage Company)
              CONDENSED STATEMENT OF OPERATIONS
                         (Unaudited)



                                                        May 6, 1997 (inception)
                                      Quarter Ended            To June 30
                                      Jun. 30, 1998         1997       1998
Sales, net                            $      -           $    -       $   -

Cost of sales                                -                -           -

Gross profit (loss)                          -                -           -

General and administrative
  expenses                                    45              -         45,427

Net loss                                (     45)             -        (45,472)

Net loss per share                    $     0.00         $   0.00

Number of shares used in
  earnings per share computation        20,000,000            0







See accompanying notes

                 HARBOR TOWN HOLDING GROUP I, INC.
                   (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOW
                             (Unaudited)





                                                        May 6, 1997 (inception)
                                      Quarter Ended            To June 30
                                      Jun. 30, 1998         1997       1998
Cash flows from operating activities:
  Net income                          $  (    45)        $    -       $(45,472)
  Non cash compensation                     -                 -         25,095
  Changes in assets and liabilities      (   223)             -          1,777

Net cash provided (used) for
  operations                             (   268)             -        (18,600)

Cash flows from financing
  activities
  Proceeds from advances converted to
    common stock                            -                 -         18,600

Net increase (decrease) in cash          (   268)             -           -

Cash, beginning of period                    268              -           -

Cash, end of period                  $      -             $   -      $    -

Supplemental disclosure:
  Cash paid for interest             $      -             $   -      $    -

  Income taxes paid                  $      -             $   -      $    -


See accompanying notes

                HARBOR TOWN HOLDING GROUP I, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 1998


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Harbor Town Holding Group I, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Loss per Share - The Company has adopted Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective October 1, 1997. FAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period. There are no potentailly dilutive shares outstanding. Restatement of the prior period for this pronouncement had no effect on the loss per share amount.


Development Stage Activities - The Company has been in the development stage since its inception on May 6, 1997. It has conducted no business other than organize as a corporation. It intends to seek and acquire merger partners that have ongoing operations. The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. The Company has entered into negotiations to merge, but no agreement has been signed as of the date of this financial statement.


2. CAPITALIZATION

The initial cash came as an advance from Net Lnnx, Inc. As consideration to cancel the debt resulting from the advance, the Company issued 2,058,209 shares of its stock to Net Lnnx, Inc. On May 21, 1997, Net Lnnx, Inc. spun off all shares of the Company, which it owned, to its shareholders as a stock dividend on a share for share basis. Net Lnnx, Inc. is a shell that has no operations other than seeking possible merger partners. Securities and Exchange Commissions' guidelines state stock issued in a spin-off of a shell corporation to another shell corporation is subject to possible recision and, therefore, does not constitute the issuance of common stock. Accordingly, the stock issued is shown on the balance sheet as a category other than equity.

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

     Not Applicable

Item 2.  Change in Securities

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

      Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Financial Data Schedule
     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998

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

     Date: August 7, 1998