Form 10QSB
period 1998-09-30
HARBOR TOWN HOLDING GROUP I INC
filed 1998-11-13
CIK 1050578

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ---- to ----


                 Commission File number 0-23439


                HARBOR TOWN HOLDING GROUP I, INC.
(Exact name of small business issuer as specified in its charter)


      Florida                                     65-0755340
 (State of other jurisdiction of                (IRS Employer
incorporation or organization)                Identification No.)


              2608 Oakwood Dr., Largo, Florida 33771
              (Address of principal executive offices)


                        (813) 519-9701
                  (Issuer's telephone number)

      324 Datura St., Suite. 200, West Palm Beach, FL 33401
      (Former name, former address, and former fiscal year,
                  if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90
days.   Yes _X_    No ___

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 6, 1998, there were outstanding approximately
20,200,000 shares of common stock, no par value.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                  HARBOR TOWN HOLDING GROUP I, INC.

                          Form 10-QSB Index
                         September 30, 1998

                                                        Page


Part I: Financial Information

     Item 1. Financial Statements......................  2

     Balance Sheets Unaudited at September 30, 1998....  3

     Unaudited Statements of Operations for the
     Period ended September 30, 1998...................  4

     Unaudited Statements of Cash Flow for the
     Period Ended September 30, 1998...................  5

     Notes to Unaudited Financial Statements...........  6

     Item 2. Management's Discussion and Analysis
             or Plan of Operation......................  7

Part II:   Other Information

     Item 1.    Legal Proceedings .....................  8

     Item 2.    Changes in Securities..................  8

     Item 3.    Defaults Upon Senior Securities .......  8

     Item 4.    Submission of Matters to a Vote of
                Security Holders ......................  8

     Item 5.    Other Information .....................  8

     Item 6.    Exhibits and Reports on Form 8-K ......  8

Signatures.............................................  9

                             PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements

                HARBOR TOWN HOLDING GROUP I, INC.
                  (a development stage company)
                    CONDENSED BALANCE SHEET
                         (Unaudited)



                                   September 30     December 31
                                       1998            1997
                                   (Unaudited)           *
ASSETS


Current assets:

  Cash                              $       1        $     4,268

                                    $       1        $     4,268


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued
    expenses                        $   1,792        $     1,530

Stock subject to recission             12,600             12,600

Stockholders' deficit:

  Common stock                         31,895             31,095
  Deficit accumulated during
    the development stage          (   46,286)       (    40,957)

     Total stockholders' deficit   (   14,391)       (     9,862)

                                   $        1        $     4,268


*  Condensed from audited financial statements.


See accompanying notes

                HARBOR TOWN HOLDING GROUP I, INC.
                 (a development stage company)
                CONDENSED STATEMENT OF OPERATIONS
                           (Unaudited)





                                                               May 6, 1997
                                                               (inception)
                                       Quarter Ended Sept. 30   To Sept 30

                                           1998         1997       1998
Sales, net                              $      -     $      -    $     -

Cost of sales                                  -            -          -

Gross profit (loss)                            -            -          -

General & administrative expenses            815         13,321     46,286

Net loss                                $(   815)    $(  13,321)   (46,286)



Net loss per share                      $   0.00     $(    0.01)


Number of shares used in earnings
per share computation                   20,065,217    2,058,209









See accompanying notes

                HARBOR TOWN HOLDING GROUP I, INC.
                  (a development stage company)
                CONDENSED STATEMENTS OF CASH FLOW
                             (Unaudited)






                                                               May 6, 1997
                                                               (inception)
                                       Quarter Ended Sept. 30   To Sept 30

                                           1998         1997       1998

Cash flows from operating activities:

  Net income                            $(    815)   $( 13,321)   $(46,286)
  Non cash compensation                       800         -         25,895
  Changes in assets and liabilities            16          765       1,792

Net cash provided by(used for) for
  operations                                    1     ( 12,556)    (18,599)

Cash flows from financing activities
   Proceeds from advances converted
   to common stock                              -       12,600      18,600

Net increase in cash                            1           44           1

Cash, beginning of period                       -            -           -

Cash, end of period                     $       1    $      44     $     1

Supplemental disclosure:
  Cash paid for interest                $       -    $       -     $     -

  Income taxes paid                     $       -    $       -     $     -





See accompanying notes

               HARBOR TOWN HOLDING GROUP I, INC.
                 (a development stage company)
                 NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Harbor Town Holding Group I, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Loss per Share - The Company has adopted Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective October 1, 1997. FAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period. There are no potentially dilutive shares outstanding. Restatement of the prior period for this pronouncement had no effect on the loss per share amount.

Development Stage Activities - The Company has been in the development stage since its inception on May 6, 1997. It has conducted no business other than organize as a corporation. The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. The Company has been seeking a merger partner and / or beginning a business that would generate profits. As of the date of this financial statement, no definitive arrangement has been made.

2. CAPITALIZATION

The Company was created May 6, 1987 as a wholly owned subsidiary of Net Lnnx, Inc., which was to act as the receiver of a certain transferred asset of Net Lnnx, Inc. There was litigation concerning the transferred asset and the Company and Net Lnnx, Inc. agreed to void the transfer of the asset. As consideration for the cancellation, Net Lnnx, Inc. issued a stock for stock dividend to its shareholders in the Company. Net Lnnx, Inc. is a shell that has no operations other than seeking possible merger partners. Securities and Exchange Commission guidelines state stock issued in a spin-off to another shell corporation is subject to possible recission and, therefore, does not constitute the issuance of common stock. Accordingly, the stock issued is shown on the balance sheet as a category other than equity.

During the quarter, the Company issued 200,000 shares of common stock as payment for services provided by a Director of the corporation.

3.  INCOME TAXES

The Company has no provision for taxes as they have a net operating loss of $46,286 that expires in the years 2012 and 2013. No deferred asset has been recorded as the possibility of benefitting from the net operating loss is dependent on the Company achieving profitable operations.

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

                            PART II

                       OTHER INFORMATION


Item 1.  Legal Proceedings

     Not Applicable

Item 2.  Change in Securities

     On August 31, 1998, the registrant issued 200,000 shares of common stock to William R. Colucci, a director of the registrant, in exchange for Mr. Colucci's services as a director valued at $800.00 The exemption the registrant relied upon was Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

      Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Financial Data Schedule
      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998

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

Date: November 6, 1998